Form 10QSB
period 1996-06-30
FRACTAL DESIGN CORP
filed 1996-08-14
CIK 930884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended JUNE 30, 1996

                                       or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period ____________ to ____________ .

         Commission file number 0-26822


                           FRACTAL DESIGN CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                  CALIFORNIA                                  77-0276903
- ---------------------------------------------    ------------------------------------
(State or Other Jurisdiction of Incorporation    (IRS Employer Identification Number)
               or Organization)

                       335 SPRECKELS DRIVE, APTOS CA 95003
                                  408/ 688-5300

               (Address, Including Zip Code and Telephone Number,
        Including Area Code, of Registrant's Principal Executive Offices)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X       NO
                                   -----        -----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                             11,709,817
- -----------------------------                   -------------------------------
            Class                               Number of Shares Outstanding at
                                                         August 9, 1996


                         List of Exhibits is on Page 16

================================================================================

                                                              Page 1 of 18 pages

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART  I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
          June 30, 1996 and March 31, 1996...............................     3

          Condensed Consolidated Statements of Income
          Three Months Ended June 30, 1996 and 1995......................     4

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended June 30, 1996 and 1995......................     5

          Notes to Condensed Consolidated Financial Statements...........     6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................     9


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS..............................................    15

ITEM 2.   CHANGES IN SECURITIES .........................................    15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES................................    15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS............    15

ITEM 5.   OTHER INFORMATION .............................................    15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ..............................    16

                                                              Page 2 of 18 pages

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                        JUNE 30, 1996    MARCH 31, 1996
                                                        -------------    --------------
                                                         (UNAUDITED)
Current assets:
     Cash and cash equivalents                             $  7,028         $  7,153
     Short-term investments                                  22,947           23,683
     Accounts receivable, less allowance for
       doubtful accounts of $390 and $343                     6,620            7,320
     Inventories                                              1,238            1,220
     Deferred income taxes                                    1,446            1,446
     Other current assets                                     1,596            2,155
                                                           --------         --------
         Total current assets                                40,875           42,977
Property and equipment, net                                   1,110              958
                                                           --------         --------
                                                           $ 41,985         $ 43,935
                                                           ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $  2,649         $  3,680
     Accrued liabilities                                      7,065            7,110
     Current portion of long-term debt                         --                167
                                                           --------         --------
         Total current liabilities                            9,714           10,957
                                                           --------         --------
Long-term debt                                                 --                250
                                                           --------         --------

Shareholders' equity:
     Common stock: $.001 par value, 50,000,000
       shares authorized; 11,695,204 and 10,375,832
       shares issued and outstanding                         32,596           32,583
     Cumulative translation adjustment                          (71)             (50)
     Retained earnings                                         (254)             195
                                                           --------         --------
         Total shareholders' equity                          32,271           32,728
                                                           --------         --------
                                                           $ 41,985         $ 43,935
                                                           ========         ========

   The accompanying notes are an integral part of these financial statements.

                                                              Page 3 of 18 pages

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                       -------------------------
                                                         1996             1995
                                                       --------         --------
                                                              (UNAUDITED)
Net revenues                                           $  8,480         $  6,044

Cost of net revenues                                      1,590              968
                                                       --------         --------

Gross profit                                              6,890            5,076
                                                       --------         --------

Operating expenses:
   Research and development                               1,096              707
   Sales and marketing                                    3,717            2,884
   General and administrative                               684              569
   Merger expenses                                        1,865             --
                                                       --------         --------

                                                          7,362            4,160
                                                       --------         --------

Income (loss) from operations                              (472)             916

Interest income, net                                        274               57
                                                       --------         --------

Income (loss) before income taxes                          (198)             973

Provision for income taxes                                  251              394
                                                       --------         --------

Net income (loss)                                      ($   449)        $    579
                                                       ========         ========

Net income (loss) per share                            ($  0.04)        $   0.06

Number of shares used to compute
   net income (loss) per share                           11,686           10,519


    The accompanying notes are an integral part of these financial statements

                                                              Page 4 of 18 pages

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                             -------------------
                                                                               1996        1995
                                                                             -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               ($  449)    $   579
    Adjustment to retained earnings as a result of
      business combination (see Note 1)                                         --           (57)
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                             140         101
       Deferred taxes                                                           --          (112)
       Changes in assets and liabilities:
          Accounts receivable, net                                               700      (2,139)
          Inventories                                                            (18)       (231)
          Other current assets                                                   559        (228)
          Accounts payable                                                    (1,031)        851
          Accrued liabilities                                                   (176)        783
          Income taxes payable                                                   131        (408)
                                                                             -------     -------

             Net cash used in operations                                        (144)       (861)
                                                                             -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (292)       (193)
    Purchases of short-term investments, net                                     736          (7)
                                                                             -------     -------

             Net cash provided by (used in) investing
             activities                                                          444        (200)
                                                                             -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment on notes payable                                                  (417)       --
    Issuance of common stock upon exercise of warrants
       and stock options                                                          13        --
                                                                             -------     -------

             Net cash (used in) provided by financing
             activities                                                         (404)       --
                                                                             -------     -------

EFFECT OF EXCHANGE RATES ON CASH                                                 (21)        (24)

Net (decrease) increase in cash and cash equivalents                            (125)     (1,085)
Cash and cash equivalents at beginning of period                               7,153       5,562
                                                                             -------     -------

Cash and cash equivalents at end of period                                   $ 7,028     $ 4,477
                                                                             =======     =======



   The accompanying notes are an integral part of these financial statements.

                                                              Page 5 of 18 pages

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The consolidated financial information contained herein has been prepared without audit in accordance with the Company's accounting policies, as described in its registration statement filed with the Securities and Exchange Commission on Form S-4, declared effective by the Commission on April 26, 1996. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented have been made. As permitted by Form 10-QSB, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where such disclosure would substantially duplicate previous disclosures. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Registration Statement on Form SB-2 dated November 9, 1995 and the Company's Form 10-KSB for the year ended March 31, 1996, filed on July 1, 1996. The interim results are not necessarily indicative of the results to be expected for the entire year.

          In May 1996, the shareholders of Fractal and Ray Dream approved the merger of the two companies. As a result of the merger, the Company issued 3,165,660 shares of common stock for all of the outstanding shares of common stock of Ray Dream and reserved 219,459 shares of Fractal common stock for issuance upon exercise of previously outstanding options to purchase Ray Dream stock. In addition, Fractal assumed an outstanding warrant to purchase Ray Dream common stock which, when vested, will be exercisable for up to 437,604 shares of Fractal common stock. The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements were restated to include the accounts of Ray Dream for all periods presented.

         The Company reports its financial results on a March 31 fiscal year-end basis, whereas Ray Dream reported its financial results on a December 31 fiscal year-end basis. For the purposes of pooling-of-interests accounting, the balance sheet of the Company as of March 31, 1996 has been combined with that of Ray Dream as of March 31, 1996. The statement of operations of the Company for the three months to June 30, 1995 has been combined with that of Ray Dream for the three months to March 31, 1995.

         As a result of the presentation noted above, Ray Dream's net loss for the three months ended June 30, 1995 is reflected as an adjustment to retained earnings. The net loss of Ray Dream for the three months ended June 30, 1995 was $57,000.


2.       CASH AND SHORT-TERM INVESTMENTS

         The Company invests certain of its excess cash in debt instruments of various municipalities and the U.S. Government. All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months are considered short-term investments.

         Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires investment securities to be classified as either held to maturity, trading or available for sale. The adoption of SFAS 115 did not have a material impact on the Company's financial condition or results of operations.

         The Company has classified all short-term investments as available for sale. At June 30, 1996, short-term investments consisted primarily of municipal obligations with maturities of less than one year from their date of purchase. At that date, the fair value of the investments approximated cost.

                                                              Page 6 of 18 pages

3.       BALANCE SHEET COMPONENTS

                                                            JUNE 30,   MARCH 31,
                                                              1996       1996
                                                            --------   ---------
Inventories:
     Raw materials                                          $   727     $   756
     Finished goods                                             511         464
                                                            -------     -------

                                                            $ 1,238     $ 1,220
                                                            =======     =======

Property and equipment:
     Furniture and fixtures                                 $   352     $   327
     Equipment and software                                   1,833       1,566
                                                            -------     -------
                                                              2,185       1,893
     Less: Accumulated depreciation and amortization         (1,075)       (935)
                                                            -------     -------

                                                            $ 1,110     $   958
                                                            =======     =======

Accrued liabilities:
     Reserve for returns and exchanges                      $ 2,820     $ 2,459
     Deferred revenue                                           110         768
     Payroll and related                                      1,376       1,839
     Marketing and advertising                                  993         634
     Other                                                    1,766       1,410
                                                            -------     -------

                                                            $ 7,065     $ 7,110
                                                            =======     =======

4.       SHAREHOLDERS' EQUITY

         Common Stock as of June 30, 1996 reflects the sale of 2,375,000 shares of common stock issued in the Company's initial public offering completed November 9, 1995. Aggregate net proceeds to the Company were $23,540,000. In addition, Common Stock reflects (i) the conversion of all the Mandatorily Redeemable Convertible Preferred Stock outstanding into an aggregate of 1,057,505 shares of common stock, (ii) the termination of the redemption rights of the Mandatorily Redeemable Preferred Stock, (iii) the exercise of warrants to purchase 52,873 shares of the Company's common stock at an exercise price of $2.00 per share, (iv) the conversion of all the Mandatorily Redeemable Common Stock outstanding into an aggregate of 204,082 shares of common stock, and (v) an increase in shares as a result of Fractal's acquisition of Ray Dream, Inc. (see below).

         On May 24, 1996 Fractal acquired Ray Dream Inc. As consideration for 100% of the outstanding shares of Ray Dream capital stock, Fractal issued an aggregate 3,165,660 shares of Fractal common stock and reserved 219,459 shares of Fractal common stock for issuance upon exercise of previously outstanding options to purchase Ray Dream stock. Fractal also assumed an outstanding warrant to purchase Ray Dream common stock which, when vested, will be exercisable for up to 437,604 shares of Fractal common stock.

                                                              Page 7 of 18 pages

5.       INCOME TAXES

         The provision for income taxes reflects the estimated annualized effective rate applied to earnings for the interim period.

6.       NET INCOME PER SHARE

         Net income per share is computed using the weighted-average number of shares of common stock and common equivalent shares, when dilutive, from mandatorily redeemable convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares, options and warrants issued by the Company during the 12-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented.

                                                              Page 8 of 18 pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS SET FORTH HEREIN INCLUDE FORWARD-LOOKING STATEMENTS THAT ARE DEPENDENT ON CERTAIN RISKS AND UNCERTAINTIES INCLUDING THOSE DISCUSSED HEREIN, THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4, DECLARED EFFECTIVE ON APRIL 26, 1996, AND THE COMPANY'S OTHER FILINGS WITH THE COMMISSION.

INTRODUCTION

         Fractal Design Corporation was founded in 1991 to develop, market and support software for the creation, editing and manipulation of computer graphic images and digital art. The Company began shipments of its principal product, Fractal Design Painter, in August 1991, and initiated shipments of its most recent release of this product, Painter 4.0, in November 1995. Painter employs the Company's proprietary Natural-Media technology, which enables artists, animators and graphics professionals to closely simulate the techniques of traditional artists' tools and the look of tangible media while offering innovative effects and productivity advantages made possible by digital technologies. Sales of Painter have been the primary source of the Company's net revenues since inception, and currently are expected to constitute a majority of the Company's net revenues for the foreseeable future.

         On May 24, 1996, Fractal acquired Ray Dream, Inc. a California corporation which designs, develops and markets graphic software application tools emphasizing three-dimensional effects for the personal computer market. Ray Dream's flagship products, Ray Dream Studio and Ray Dream Designer for Macintosh and Windows, are used by graphics design professionals, business users, and progressive amateurs to create graphics and multimedia projects containing three dimensional ("3D") and animation effects and elements for incorporation and distribution via a broad spectrum of print and electronic media.

         In March 1994, the Company introduced Fractal Design Dabbler, a consumer-level product targeted at beginning artists and hobbyists. Dabbler integrates many of the advanced Natural-Media features developed for Painter, with a simplified interface and extensive tutorials. The newest release of this product, Dabbler 2.0 for both the Macintosh and Windows began shipping in October 1995. In June 1995, the Company began shipping Fractal Design Poser, a modeling and rendering application that allows users to create and manipulate a nearly infinite variety of human figures for graphic design, illustration, multimedia applications and 3D graphics applications. The Company distributes its products in the U.S. and internationally through multiple distribution channels including distributors and mail-order catalogs, hardware and software manufacturers for bundling with other products, and directly to registered users.

         The Company's quarterly and annual net revenues have been affected historically by, among other factors, the timing of releases of new products and new versions of existing products. Historically, sales volumes of new products have increased in the first few months following introduction of a new product due to the purchase of initial inventory by distributors and resellers and the purchase of upgrades by existing users. Thereafter, net revenues have tended to stabilize or decline at a relatively constant rate. Toward the end of a product or product version life cycle, revenues tend to decline significantly, and the Company may experience returns from distributors in anticipation of new products or product versions.

         In June 1996, Fractal released several products, including Designer 4.1 for Windows and the Japanese version of Painter 4.0 for Windows. A UNIX version of Painter 4.0 originally was scheduled for release in mid-calendar 1996, and now is scheduled for release in the quarter ending December 31, 1996. In the quarter ending September 30, 1996, Fractal expects to ship two new products:
Expression, a Natural-

                                                              Page 9 of 18 pages

Media illustration program, and Detailer, a graphics application that allows users to paint on the surface of 3D models in real-time. Due to the inherent uncertainties of software development, the Company cannot accurately predict the exact timing of shipment of a new product, localization or version release on any particular platform. Any delays in the scheduled release of these or any other products or product versions, or any failure to achieve market acceptance among new and upgrade customers, could have a material adverse effect on the Company's business, results of operations and financial condition.

         As a result of the May 24, 1996 acquisition, Ray Dream has become a wholly-owned subsidiary of Fractal. For 100% of the outstanding shares of Ray Dream capital stock, Fractal issued an aggregate 3.165,660 shares of Fractal common stock and reserved 219,459 shares of Fractal common stock for issuance upon exercise of previously outstanding options to purchase Ray Dream stock. Fractal also assumed an outstanding warrant to purchase Ray Dream common stock which, when vested, will be exercisable for up to 437,604 shares of Fractal common stock. The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements were restated to include the accounts of Ray Dream for all periods presented. Transaction fees of approximately $1.9 million were recorded in the first quarter of fiscal 1997 (see discussion of "Merger Expenses" below).

Net Revenues

         The Company's net revenues for the three-month period ended June 30, 1996 increased by 40% to $8.5 million, from $6.0 million for the three-month period ended June 30, 1995. Worldwide growth in sales of Painter for Windows, as well as sales of Studio which began shipping in November 1995 on the Windows platform and in December 1995 on the Mac platform, were the primary components of the increase in revenues for the three months ended June 30, 1996. For the same three-month period, international revenues grew 39%, while domestic revenues grew 41%. Revenues from OEM customers grew 199% and represent 14% of net revenues for the three months ending June 30, 1996. Additionally, revenues from Japan grew 105% and represent 33% of the Company's net revenues for the three months ending June 30, 1996, primarily due to the release of Painter 4J Macintosh in March 1996 and Painter 4J Windows in June 1996.

 Gross Profit

         Gross profit increased 36% to $6.9 million for the three months ended June 30, 1996, from $5.1 million for the three months ended June 30, 1995. The increase in the amount of gross profit was primarily a result of higher net revenues. Gross profit as a percentage of net revenues, however, decreased to 81% in the three months ended June 30, 1996 from 84% in the three months ended June 30, 1995. The decrease in gross profit as a percentage of net revenues was a result of increased royalties to third-party software developers and increased expenses associated with obsolete inventories.

 Research and Development

         Research and development expenses were 13% of revenue for the three-month period ended June 30, 1996, compared to 12% for the comparable fiscal 1996 period. The amount of research and development expenses increased 55% to $1.1 million for the quarter ended June 30, 1996 from $0.7 million for the same quarter in the prior year. The increase in research and development expenses was due primarily to increases in wages and benefits, fees paid to independent consultants involved in the development of new products, higher costs from a greater number of products having been translated and localized, and a higher level of expenditures for the development of documentation and user manuals for the Company's products. The Company believes that a significant investment in research and development activities is essential to the Company's future prospects. Accordingly, the Company currently believes that the amount of research and

                                                             Page 10 of 18 pages
development expenses will increase in future periods as the Company invests resources to further enhance and develop its products.

Sales and Marketing

         Sales and marketing expenses increased $3.7 million, or to 44% of revenue, for the three-month period ended June 30, 1996 from $2.9 million, or 48% of revenue, in the comparable fiscal 1996 period. The increase in the amount of sales and marketing expenses was due primarily to increased marketing activities, such as advertising and joint marketing with distributors, participation in trade shows and direct mail campaigns, increase staffing in sales and marketing, and commissions paid on higher levels of sales. The decrease in sales and marketing expenses as a percentage of net revenues was primarily a result of higher net revenues. The Company currently expects that the amount of sales and marketing expenses will increase in future periods as a result of additional expansion in sales and marketing activities.

General and Administrative

         General and administrative expenses increased $0.1 million (20%) for the three-month period ended June 30, 1996 from $0.6 million for the three-month period ended June 30, 1995 to $0.7 million for the comparable fiscal 1997 period. The increases are primarily due to directors and officers liability insurance and increased reserves for bad debt associated with higher levels of revenue. The Company currently expects that the amount of general and administrative expenses will continue to increase in future periods.

Merger Expenses

         Merger expenses of approximately $1.9 million related to the business combination between Fractal and Ray Dream consummated on May 24, 1996 are included in the operating expenses for the three months ended June 30, 1996. Approximately $450,000 was related to payments under transition and severance agreements, $135,000 pertained to the closure of duplicate facilities, $950,000 was related to transaction costs, and $330,000 pertained to other miscellaneous costs. Transaction costs included fees to financial advisors and legal, accounting, printing, and other related expenses.

Income Taxes

         The effective tax rate for the three months ended June 30, 1996 was approximately 31%, before giving effect to the one-time charge, compared to 40% for the three months ended June 30, 1995. The lower tax rate for fiscal 1997 reflects the Company's expectation that it will be able to utilize a substantial portion of Ray Dream's net operating loss carry forward.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following factors should be read in conjunction with additional factors discussed in the Company's Annual Report on Form 10-KSB, filed with the Commission on July 1, 1996, and the Company's Registration Statement on Form S-4, declared effective by the Commission on April 26, 1996.

         The Company has experienced in the past and expects in the future to continue to experience significant fluctuations in quarterly operating results. The Company has at times recognized a substantial portion of its net revenues in the last month or the last few weeks of a quarter. The Company generally ships products as orders are received and, therefore, has little or no backlog. As a result, quarterly sales and operating results generally depend on a number of factors that are difficult to forecast, including, among others, the volume and timing of and the ability to fulfill orders received within the quarter. Operating results also may fluctuate due to factors such as demand for the Company's products, introduction, localization or enhancement of products by the Company and its competitors, market acceptance of new products, reviews

                                                             Page 11 of 18 pages
in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors, the mix of distribution channels through which products are sold, the mix of products sold, returns from the Company's distributors and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

         In addition, because the Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be generated until the end of each quarter, delays in the receipt or shipment of orders and ability to achieve anticipated revenue levels can cause significant variations in operating results from quarter to quarter. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company currently intends to increase its operating expenses to fund greater levels of research and product development, increase its sales and marketing operations and expand distribution channels. To the extent that such expenses precede or are not subsequently followed by increased net revenues, the Company's business, operating results and financial condition could be materially and adversely affected.

         The realization of the benefits sought from the acquisition of Ray Dream in May 1996 depends on the ability of the Company better to utilize product development capabilities, sales and marketing capabilities, administrative organizations and facilities than either company could do separately. In addition, the company anticipates that it will be able to use Ray Dream's net operating loss carry forwards. These benefits may not be achieved if the activities of Fractal and Ray Dream are not integrated in a coordinated, timely and efficient manner, and there can be no assurance that this will occur. The combination of the two organizations will also require the dedication of management resources, which will temporarily detract attention from the day-to-day business of the Company. There can be no assurance that the integration will be completed without disrupting Fractal and Ray Dream's businesses. Should Fractal and Ray Dream not be able to achieve integration in a timely and coordinated fashion, it could result in a material adverse effect on operating results. Following the acquisition, the company intends to seek to reduce operating costs over time by eliminating duplicative operations and facilities that otherwise would have been required by each of the two companies operating on a stand-alone basis. There can be no assurance that these steps will reduce costs to the extent, or as quickly, as planned or that these steps will not adversely affect continuing revenues and results of operations. These reductions could have a material adverse effect on employee morale and on the ability of the Company to retain the key management, engineering, and sales and marketing personnel who are critical to the Company's future operations.

         If the anticipated savings in operating costs due to the Ray Dream acquisition are not achieved, or if the acquisition has other adverse effects that are not currently anticipated, the acquisition could result in a reduction in per share earnings of the Company (as compared to the per share earnings that either or both of the companies would have achieved if the acquisition had not occurred). Even if the effects of the acquisition prove to be as anticipated, there can be no assurance that future earnings will not be adversely affected by any number of economic, market or other factors that are not related to the acquisition.

         In the future, the Company may make acquisitions of complementary companies, products or technologies. Managing acquired businesses entails numerous operational and financial risks, including difficulties in assimilating acquired operations, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired operations. There can be no assurance that the Company will be able to effectively complete or

                                                             Page 12 of 18 pages
integrate acquisitions, and failure to do so could have a material adverse effect on the Company's operating results.

         Fractal issued 3,165,660 shares of Fractal Common Stock in the acquisition of Ray Dream and reserved 219,459 shares of Fractal Common Stock for issuance upon exercise of previously outstanding Ray Dream options. Fractal assumed an outstanding Ray Dream warrant, which became a warrant exercisable for 437,604 shares of Fractal Common Stock. In general, the shares issued or reserved for issuance in the acquisition, other than to Ray Dream affiliates, in exchange for outstanding shares of Ray Dream Capital are freely tradable following the acquisition (and any applicable vesting). The issuance of shares after the acquisition upon the exercise of the assumed Ray Dream options has been registered pursuant to a registration statement on Form S-8 filed by Fractal, and effective, upon closing of the acquisition. In addition, certain persons who, following the acquisition, are holders of 6,286,464 shares of Fractal common stock (on an as-converted basis) have agreed that they will not transfer, sell, exchange, pledge or otherwise dispose of any Fractal Common Stock until the date Fractal shall have publicly released financial results for a period that includes at least 30 days of combined operations of Fractal and Ray Dream (the "Affiliates Expiration Date"). Immediately after the Affiliates Expiration Date, these shares will be for sale in the public market, subject to compliance with Rules 144 and 145 under the Securities Act. In addition, upon expiration on May 6, 1996 of certain lock-up agreements entered into at the time of Fractal's initial public offering of securities, substantially all of the shares of Fractal common stock outstanding prior to the merger became freely tradable in the public market, subject in the case of affiliates to compliance with the volume restrictions of Rule 144 and the additional restrictions upon sales by affiliates as described above. The sale of any of the foregoing shares may cause substantial fluctuations in the price of Fractal common stock over short time periods.

IMPORTANCE OF THE MACINTOSH PLATFORM  AND APPLE COMPUTER.

         Although the Company offers Painter on both the Macintosh and Windows platforms, approximately 77% of the sales of Painter to date have been for the Macintosh platform, which historically has been a popular platform among art and graphics professionals. To the extent that other operating systems, such as Windows 95, continue to become more prevalent among the Company's customers, the Company may be required to modify its development, personnel recruiting, marketing and distribution efforts to more effectively address these platforms.

         Apple Computer recorded a $740 million loss in its second quarter of fiscal 1996, significantly exceeding its first quarter loss of $69 million. These announcements, and the overall perception of Apple Computer, have negatively impacted Fractal's Macintosh-based business. While North America Macintosh-based Painter revenue increased in fiscal 1996, the growth rate has declined during this period, including an absolute decline in the fourth quarter compared to the fourth quarter of the prior year. This trend in the past has been offset by growth in international markets on the Macintosh platform, but there can be no guarantee that this will continue to be the case.

         The Company is reviewing the balance of its sales and marketing efforts between the Macintosh and Windows environment to determine if additional investments or changes in its sales and marketing programs are necessary to address the relative momentum in the Macintosh and Windows environments. The Company currently does not anticipate a reversal of the trend of the Macintosh environment losing market share in the graphics market to the Windows environment.

         In addition, Fractal believes that sales of Ray Dream's products, including Designer and Studio, overseas are substantially dependent upon the acceptance of the Windows 95 operating system abroad, and

                                                             Page 13 of 18 pages
that slow adoption of the Windows 95 operating system abroad could adversely affect sales of Ray Dream's products, and thus could adversely affect the operating results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1996, the Company's principal sources of liquidity are its cash, cash equivalents and short-term investments of $30 million.

         In May 1996, Fractal Design Corporation acquired Ray Dream, Inc. and incurred a one-time charge of $1,865,000; $105,000 of which was related to non-cash expenditures, while $1,760,000 was related to cash expenditures. As of June 30, 1996, approximately $1 million of the cash expenditures had been paid, with the remaining cash expenditures to be made primarily in the quarter ending September 30, 1996. Subsequent to the acquisition, Ray Dream repaid $417,000 under an existing bank loan.

         On July 19, 1996, the Company signed a seven year lease for 29,000 square feet of office space in Scotts Valley, California. The Company plans to relocate its operations to this location in September 1996. In connection with this move, the Company expects to expend approximately $1 million for leasehold improvements and capital equipment. These expenditures should be completed by December 31, 1996.

          On September 1, 1995 the Company obtained a $600,000 line of credit (which bears interest at the bank's reference rate plus 1%), which was unused as of June 30, 1996. This line was renewed on August 1, 1996. Although the lender agreed to increase the line of credit up to $1 million, the Company chose to renew only $500,000. The line of credit is unsecured and bears interest at the bank's reference rate.

         The Company uses its working capital to finance ongoing operations, fund the development and introduction of new products and acquire capital equipment. The Company's operating activities consumed cash of $144,000 and $861,000 in the three months ended June 30, 1996 and 1995, respectively. For the quarter ended June 30, 1996, the operating activities reflect the one-time charge related to the acquisition. For the quarter ended June 30, 1995, the cash used reflected a large increase in accounts receivable due to two new products shipping in the last month of the quarter and a significant increase in Ray Dream's sales through distributors who traditionally receive payment terms compared with direct response sales in earlier periods where payments were received with the customer order.

         The Company believes that expected cash flows from operations and existing cash balances, will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for the next 12 months.

         The Company's capital requirements also may be affected by acquisitions of businesses, products and technologies that are complementary to the Company's business, which the Company considers from time to time. The Company regularly evaluates such opportunities. Any such transaction, if consummated, may use a portion of the Company's working capital or require the issuance of equity.

                                                             Page 14 of 18 pages

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 24, 1996, a special meeting of the Company's shareholders was convened. There were issued and outstanding on April 19, 1996, the record date, 8,513,496 shares of Common Stock. At the meeting, shareholders of 7,871,235 shares of Common Stock were present in person or by proxy. The following matters were submitted to a vote of the Company's shareholders:

         a. To approve and adopt the Merger Agreement between Fractal and Ray Dream. (See part I, Item 2 for a discussion of the terms of the Ray Dream acquisition.)

                                                             VOTES
                                                             -----
                    In Favor                               6,159,865
                    Against                                    4,501
                    Abstain                                    3,650
                    Broker Non-Vote                        1,673,219

         b. To approve the Amendment to the 1995 Stock Option Plan increasing the number of shares of Common Stock reserved for issuance by 300,000 shares.

                                                             VOTES
                                                             -----
                    In Favor                               7,451,554
                    Against                                  364,802
                    Abstain                                    6,346
                    Broker Non-Vote                           18,533

ITEM 5.  OTHER INFORMATION.

         None.

                                                             Page 15 of 18 pages

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

      EXHIBIT
      NUMBER      EXHIBIT DESCRIPTION

       2.1* Agreement of Merger dated as of May 24, 1996 among Registrant, Fractal Acquisition Corporation and Ray Dream, Inc. as filed with the California Secretary of State on May 24, 1996.

       3.1**      By-laws of the Company....

       10.1 Lease Agreement, dated July 19,1996 for 5550 Scotts Valley Drive, Scotts Valley, CA.

       11.1       Statement of Computation of Net Income per Common Share.

       23.1*** Joint Proxy Statement/Prospectus sent to shareholders of the Company on April 30, 1996.

- -------------------------

      * Incorporated by reference from an exhibit on the Company's report on Form 8-K, as amended, filed with the Commission on June 6, 1996.

      ** Incorporated by reference from an exhibit on the Company's Registration Statement on Form S-8, filed with the Commission and effective on May 24, 1996.

      *** Incorporated by reference from the Company's Joint Proxy Statement/Prospectus filed with the Commission on May 2, 1996.

         (b)      Reports on Form 8-K

The Company filed a report on Form 8-K on June 6, 1996, as amended on August 7, 1996, which reported the Company's acquisition of Ray Dream, Inc. and included financial statements of Ray Dream and pro forma financial statements of the Company in accordance with the Commission's rules and regulations.

                                                             Page 16 of 18 pages

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FRACTAL DESIGN CORPORATION


                                   By:/s/ LESLIE E. WRIGHT
                                          ----------------------------
                                          Leslie E. Wright
                                          Chief Operating Officer and
                                          Chief Financial Officer and
                                          Duly Authorized Officer



                                   By:/s/ BRADEN L. RIPPETOE
                                          ----------------------------
                                          Braden L. Rippetoe
                                          Principal Accounting Officer


Date:  August 14, 1996

                                                             Page 17 of 18 pages