Form 10QSB
period 1996-09-30
FRACTAL DESIGN CORP
filed 1996-11-13
CIK 930884

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

 /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended SEPTEMBER 30, 1996

                                       or

 / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ____________ .

          Commission file number 0-26822


                           FRACTAL DESIGN CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         CALIFORNIA                                     77-0276903
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)


                5550 SCOTTS VALLEY DRIVE, SCOTTS VALLEY, CA 95066
                                  408/430-4000

               (Address, Including Zip Code and Telephone Number,
          Including Area Code, of Issuer's Principal Executive Offices)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES                X                  NO
                  ------------------                 -----------------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                           11,755,015
-----------------------------                 -------------------------------
            Class                             Number of Shares Outstanding at
                                                    November 8, 1996


                         List of Exhibits is on Page 18


                                                              Page 1 of 20 pages

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PART  I.       FINANCIAL  INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
          September 30, 1996 and March 31, 1996 .......................... 3

          Condensed Consolidated Statements of Income
          Three and Six Months Ended September 30, 1996 and 1995 ......... 4

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended September 30, 1996 and 1995 ................... 5

          Notes to Condensed Consolidated Financial Statements ........... 6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................. 9


PART  II.      OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS ..............................................17

ITEM 2.   CHANGES IN SECURITIES ..........................................17

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ................................17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS ............17

ITEM 5.   OTHER INFORMATION...............................................18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ....     ......................18

SIGNATURES................................................................19



                                                              Page 2 of 20 pages

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                     ASSETS

                                                         September 30,      March 31,
                                                             1996             1996
                                                         -------------      ---------
                                                          (Unaudited)
   Current assets:
         Cash and cash equivalents                         $  6,428         $  7,153
         Short-term investments                              23,493           23,683
         Accounts receivable, less allowance for doubtful
                accounts of $434 and $343                     6,673            7,320
         Inventories                                          1,350            1,220
         Deferred income taxes                                1,446            1,446
         Other current assets                                 1,863            2,155
                                                           --------         --------
              Total current assets                           41,253           42,977
   Property and equipment, net                                2,412              958
                                                           --------         --------
                                                           $ 43,665         $ 43,935
                                                           ========         ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
         Accounts payable                                  $  3,294         $  3,680
         Accrued liabilities                                  6,835            6,955
         Income taxes payable                                   414              155
         Current portion of long-term debt                       --              167
                                                           --------         --------
              Total current liabilities                      10,543           10,957
                                                           --------         --------
   Long-term debt                                                --              250
                                                           --------         --------

   Shareholders' equity:
         Common stock: $.001 par value, 50,000,000 shares
              authorized; 11,751,815 and 11,679,156 shares
              issued and outstanding                         32,691           32,583
          Cumulative translation adjustment                     (73)             (50)
         Retained earnings                                      504              195
                                                           --------         --------
              Total shareholders' equity                     33,122           32,728
                                                           --------         --------
                                                           $ 43,665         $ 43,935
                                                           ========         ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                              Page 3 of 20 pages

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except per share amounts, unaudited)

                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                        -------------------------         -------------------------
                                           1996             1995            1996             1995
                                        ----------       --------         --------         --------
Net revenues                            $  8,483         $  6,327         $ 16,963         $ 12,371

Cost of net revenues                       1,601            1,168            3,191            2,136
                                        --------         --------         --------         --------

Gross profit                               6,882            5,159           13,772           10,235
                                        --------         --------         --------         --------
Operating expenses:
   Research and development                1,257            1,002            2,353            1,709
   Sales and marketing                     4,147            3,221            7,864            6,105
   General and administrative                660              594            1,344            1,163
   Merger expenses                            --               --            1,865               --
                                        --------         --------         --------         --------

                                           6,064            4,817           13,426            8,977
                                        --------         --------         --------         --------

Income from operations                       818              342              346            1,258

Other income, net                            280               62              554              119
                                        --------         --------         --------         --------

Income before income taxes                 1,098              404              900            1,377

Provision for income taxes                  (340)            (179)            (591)            (573)
                                        --------         --------         --------         --------

Net income                              $    758         $    225         $    309         $    804
                                        ========         ========         ========         ========

Net income per share                    $   0.06         $   0.02         $   0.02         $   0.08

Number of shares used to compute
   net income per share                   12,922           10,667           12,991           10,593

         The accompanying notes are an integral part of these condensed consolidated financial statements


                                                              Page 4 of 20 pages

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                        SIX MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     -----------------------
                                                                      1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:                                -------         -------
  Net income                                                         $   309         $   804
  Adjustment to retained earnings as a result of
    business combination (see Note 1)                                     --            (323)

  Adjustments  to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                          289             216
  Deferred taxes                                                          --            (162)
  Changes in assets and liabilities:
    Accounts receivable, net                                             647          (1,393)
    Inventories                                                         (130)           (281)
    Other current assets                                                 292          (1,006)
    Accounts payable                                                    (386)          1,058
    Accrued liabilities                                                 (120)          1,770
    Income taxes payable                                                 259          (1,045)
                                                                     -------         -------

      Net cash provided by (used in) operations                        1,160            (362)
                                                                     -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                (1,743)           (415)
  Sales of short-term investments, net                                   190             488
                                                                     -------         -------
      Net cash (used in) provided by investing
      activities                                                      (1,553)             73
                                                                     -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                                            (417)             --
  Proceeds from notes payable                                             --             491
  Issuance of mandatorily redeemable common stock, net                    --           1,236
  Issuance of common stock upon exercise of warrants
    and stock options                                                    108               1
                                                                     -------         -------
      Net cash (used in) provided by financing
      activities                                                        (309)          1,728
                                                                     -------         -------
EFFECT OF EXCHANGE RATES ON CASH                                         (23)            (21)

Net (decrease) increase in cash and cash equivalents                    (725)          1,418
Cash and cash equivalents at beginning of period                       7,153           5,562
                                                                     -------         -------
Cash and cash equivalents at end of period                           $ 6,428         $ 6,980
                                                                     =======         =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                              Page 5 of 20 pages

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS  OF  PRESENTATION

         The consolidated financial information contained herein has been prepared without audit in accordance with the Company's accounting policies, as described in its registration statement filed with the Securities and Exchange Commission on Form S-4, declared effective by the Commission on April 26, 1996, and the Company's Form 10-KSB for the year ended March 31, 1996, filed on July 1, 1996. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented have been made. As permitted by Form 10-QSB, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where such disclosure would substantially duplicate previous disclosures. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Registration Statement on Form S4, declared effective on April 26, 1996, the Company's Form 10-KSB for the year ended March 31, 1996, filed on July 1, 1996, and the Company's Form 10-QSB for the quarter ended June 30, 1996, filed on August 14, 1996. The interim results are not necessarily indicative of the results to be expected for the entire year.

         In May 1996, the shareholders of Fractal and Ray Dream approved Fractal's acquisition of Ray Dream. As a result of the acquisition, the Company issued 3,165,660 shares of common stock for all of the outstanding shares of common stock of Ray Dream and reserved 219,459 shares of Fractal common stock for issuance upon exercise of previously outstanding options to purchase Ray Dream stock. In addition, Fractal assumed an outstanding warrant to purchase Ray Dream common stock which, when vested, will be exercisable for up to 437,604 shares of Fractal common stock. This warrant vests upon completion of certain development milestones, which the Company expects to be completed during the quarter ending December 31, 1996. The acquisition was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements were restated to include the accounts of Ray Dream for all periods presented.

         The Company reports its financial results on a March 31 fiscal year-end basis, whereas Ray Dream reported its financial results on a December 31 fiscal year-end basis. For the purposes of pooling-of-interests accounting, the balance sheet of the Company as of March 31, 1996 has been combined with that of Ray Dream as of March 31, 1996. The statements of operations of the Company for the three and six month periods ended September 30, 1995 have been combined with those of Ray Dream for the three and six month periods ended June 30, 1995.

         As a result of the presentation noted above, Ray Dream's net loss for the three months ended September 30, 1995 is reflected as an adjustment to retained earnings. The net loss of Ray Dream for the three months ended September 30, 1995 was $323,000.

2.       CASH AND SHORT-TERM INVESTMENTS

         The Company invests certain of its excess cash in debt instruments of various municipalities and the U.S. Government. All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months are considered short-term investments.


                                                              Page 6 of 20 pages

         The Company has classified all short-term investments as available for sale. At September 30, 1996, short-term investments consisted primarily of municipal obligations with maturities of less than one year from their date of purchase. At that date, the fair value of the investments approximated cost.

3.       BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                         SEPTEMBER 30,     March 31,
                                                             1996            1996
                                                            -------         -------
Inventories:
     Raw materials                                          $   831         $   756
     Finished goods                                             519             464
                                                            -------         -------

                                                            $ 1,350         $ 1,220
                                                            =======         =======

Property and equipment:
     Leasehold improvements                                 $   519         $    --
     Furniture and fixtures                                     798             327
     Equipment and software                                   2,319           1,566
                                                            -------         -------
                                                              3,636           1,893

     Less: Accumulated depreciation and amortization         (1,224)           (935)
                                                            -------         -------

                                                            $ 2,412         $   958
                                                            =======         =======

Accrued liabilities:
     Reserve for returns and exchanges                      $ 2,792         $ 2,459
     Deferred revenue                                           102             768
     Payroll and related                                      1,488           1,839
     Marketing and advertising                                1,053             634
     Other                                                    1,400           1,410
                                                            -------         -------

                                                            $ 6,835         $ 7,110
                                                            =======         =======

4.       SHAREHOLDERS' EQUITY

         Common Stock as of September 30, 1996 reflects the sale of 2,375,000 shares of common stock issued in the Company's initial public offering completed November 9, 1995. Aggregate net proceeds to the Company were $23,540,000. In addition, Common Stock reflects (i) the conversion of all the Mandatorily Redeemable Convertible Preferred Stock outstanding into an aggregate of 1,057,505 shares of common stock, (ii) the termination of the redemption rights of the Mandatorily Redeemable Preferred Stock, (iii) the exercise of warrants to purchase 52,873 shares of the Company's common stock at an exercise price of $2.00 per share, (iv) the conversion of all the Mandatorily Redeemable Common Stock outstanding into an aggregate of 204,082 shares of common stock, and (v) an increase in shares as a result of Fractal's acquisition of Ray Dream, Inc. (see Note 1).

         On May 24, 1996, Fractal acquired Ray Dream Inc. As consideration for 100% of the outstanding shares of Ray Dream capital stock, Fractal issued an aggregate 3,165,660 shares of Fractal common stock and reserved 219,459 shares of Fractal common stock for issuance upon exercise of previously outstanding options to purchase Ray Dream stock. Fractal also assumed an outstanding warrant held by a third party


                                                              Page 7 of 20 pages
software developer to purchase Ray Dream common stock which, when vested, will be exercisable for up to 437,604 shares of Fractal common stock. This warrant vests upon completion of certain development milestones, which the Company expects to be completed during the quarter ending December 31, 1996.

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


                                                              Page 8 of 20 pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS SET FORTH HEREIN, IN PARTICULAR THE SHIPMENT OF NEW PRODUCTS, AND FOREIGN LANGUAGE VERSIONS OF THE COMPANY'S PRODUCTS, THE COMPANY'S ABILITY TO STRENGTHEN ITS WINDOWS BASED BUSINESS, AND THE CONTINUED SUCCESSFUL INTEGRATION OF RAY DREAM INTO FRACTAL'S OPERATIONS, INCLUDE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE RESULTS ACHIEVED THIS QUARTER ARE NOT NECESSARILY AN INDICATION OF FUTURE PROSPECTS FOR THE COMPANY. ACTUAL RESULTS IN FUTURE QUARTERS MAY DIFFER MATERIALLY. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, FLUCTUATIONS IN THE VOLUME AND TIMING OF PRODUCT ORDERS, CHANGES IN DEMAND FOR THE COMPANY'S PRODUCTS, INCLUDING THE SHIFT IN DEMAND FROM THE MACINTOSH TO THE WINDOWS PLATFORM, THE TIMING OF THE INTRODUCTION, LOCALIZATION OR ENHANCEMENT OF PRODUCTS BY THE COMPANY AND ITS COMPETITORS, MARKET ACCEPTANCE OF NEW PRODUCTS, IN PARTICULAR DETAILER AND EXPRESSION, REVIEWS IN THE INDUSTRY PRESS CONCERNING THE PRODUCTS OF THE COMPANY OR ITS COMPETITORS, PRICING CHANGES, CHANGES IN DISTRIBUTION MIX, RETURNS FROM THE COMPANY'S DISTRIBUTORS, LOSS OF KEY PERSONNEL AND GENERAL ECONOMIC CONDITIONS. MORE INFORMATION ABOUT POTENTIAL FACTORS WHICH COULD AFFECT THE COMPANY'S FINANCIAL RESULTS IS INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4, RELATING TO THE ACQUISITION OF RAY DREAM, WHICH IS ON FILE WITH SECURITIES AND EXCHANGE COMMISSION, AND IN PARTICULAR THE INFORMATION UNDER THE HEADINGS "RISK FACTORS," "FRACTAL MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "RAY DREAM MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 1996, AND THE COMPANY'S QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1996, WHICH ARE ON FILE WITH THE SEC, AND IN PARTICULAR THE INFORMATION UNDER THE CAPTION, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

INTRODUCTION

         Fractal Design Corporation was founded in 1991 to develop, market and support software for the creation, editing and manipulation of computer graphics images and digital art. The Company began shipments of its principal product, Fractal Design Painter, in August 1991, and initiated shipments of its most recent release of this product, Painter 4.0, in November 1995. Painter employs the Company's proprietary Natural-Media technology, which enables artists, animators and graphics professionals to closely simulate the techniques of traditional artists' tools and the look of tangible media while offering innovative effects and productivity advantages made possible by digital technologies. Sales of Painter have been the primary source of the Company's net revenues since inception, and currently are expected to constitute the largest single component of the Company's net revenues for the foreseeable future.

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

         On May 24, 1996, Fractal acquired Ray Dream, Inc. a California corporation which designs, develops and markets graphics software application tools emphasizing three-dimensional effects for the personal computer market. As a result of the acquisition, Ray Dream has become a wholly-owned subsidiary of Fractal. For 100% of the outstanding shares of Ray Dream capital stock, Fractal issued an aggregate 3,165,660 shares of Fractal common stock and reserved 219,459 shares of Fractal common stock for issuance


                                                              Page 9 of 20 pages
upon exercise of previously outstanding options to purchase Ray Dream stock. Fractal also assumed an outstanding warrant held by a third party software developer to purchase Ray Dream common stock which, when vested, will be exercisable for up to 437,604 shares of Fractal common stock. This warrant vests upon completion of certain development milestones, which the Company expects to be completed during the quarter ending December 31, 1996. The acquisition was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements were restated to include the accounts of Ray Dream for all periods presented. Transaction fees of approximately $1.9 million were recorded in the first quarter of fiscal 1997 (see discussion of "Merger Expenses" below). Ray Dream's flagship products, Ray Dream Studio and Ray Dream Designer for Macintosh and Windows, are used by graphic design professionals, business users, and progressive amateurs to create graphics and multimedia projects containing three dimensional ("3D") and animation effects and elements for incorporation and distribution via a broad spectrum of print and electronic media.

         In June 1996, Fractal released several products, including Designer and Studio 4.1 for Windows and the Japanese version of Painter 4.0 for Windows. In the quarter ended September 30, 1996, Fractal released two new products:
Expression for Windows, a Natural-Media illustration program, and Detailer for the Macintosh, a graphics application that allows users to paint on the surface of 3D models. In the quarter ending December 31, 1996, Fractal expects to ship the Macintosh version of Expression, the Windows version of Detailer and version 2 of Poser. Fractal also expects to release the Japanese, French and German language versions of Expression and Detailer, on both the Macintosh and Windows platforms, in the quarters ending December 31, 1996 and March 31, 1997. A UNIX version of Painter 4.0 originally was scheduled for release in mid-calendar 1996; however, after reviewing Fractal's priorities and resources, the Company has announced that it will not be delivering a UNIX version of Painter as originally intended. Due to the inherent uncertainties of software development, the Company cannot accurately predict the exact timing of shipment of a new product, localization or version release on any particular platform. Any delays in the scheduled release of these, or any other products or product versions, any failure of special marketing and sales programs surrounding Painter, Detailer and Expression, or any failure to achieve market acceptance and sell-through of the new products among new and upgrade customers, could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company distributes its products in the U.S. and internationally through multiple distribution channels including distributors and mail-order catalogs, hardware and software manufacturers for bundling with other products, and directly to registered users.

         The Company's quarterly and annual net revenues have been affected historically by, among other factors, the timing of releases of new products and new versions of existing products. Historically, sales volumes of new products have increased in the first few months following introduction of a new product due to the purchase of initial inventory by distributors and resellers and the purchase of upgrades by existing users. Thereafter, net revenues have tended to stabilize or decline at a relatively constant rate. Toward the end of a product or product version life cycle, revenues tend to decline significantly, and the Company may experience returns from distributors in anticipation of new products or product versions. For example, although the Company has experienced world-wide growth during the three and six months ending September 30, 1996 over comparable prior year periods in sales of Painter and Designer, these two products are beginning to exhibit sequential decreases in revenue growth rates from the June 30, 1996 quarter.

Net Revenues

         The Company's net revenues for the three and six-month periods ended September 30, 1996 increased by 34% and 37% to $8.5 million and $17.0 million, respectively, from $6.3 million and $12.4


                                                             Page 10 of 20 pages
million for the comparable periods ended September 30, 1995. Worldwide growth in sales of Painter for Windows, as well as sales of Studio, which began shipping in November 1995 on the Windows platform and in December 1995 on the Macintosh platform, were the primary components of the increase in revenues year over year.

         For the same three and six-month periods, domestic net revenues grew 28% and 34%, respectively, from the prior year, primarily as a result of increased sales of Designer and Studio, and the release of Detailer and Expression. Net revenues from the Company's indirect distribution channel grew 40% and 26%, respectively, from the comparable three- and six-month fiscal 1996 periods and represent 44% and 33%, respectively, of net revenues for the three and six months ending September 30, 1996. The increases in net revenues from the Company's indirect distribution channel in the three months ended September 30, 1996 over the comparable prior fiscal year period offset negative growth rates in the Company's domestic direct and OEM channels, which comprised 12% and 1% respectively of the Company's net revenues for the three months ended September 30, 1996. For the six month period ended September 30, 1996, net revenues from domestic direct and OEM channels grew 19% and 69%, respectively, over the comparable prior fiscal year period, and represented 16% and 8%, respectively of the Company's total net revenues for the six month period ended September 30, 1996.

         International net revenues grew 43% and 41% from the prior year for the three- and six-months ended September 30, 1996, respectively. Additionally, net revenues from Japan grew 126% and 114%, respectively, for the three and six months over the comparable prior year periods, representing 31% and 32%, respectively, of the Company's net revenues, primarily due to increased sales of Designer and Studio, and the release of Painter 4J Macintosh in March 1996 and Painter 4J Windows in June 1996. Any failure of the Company to sustain comparable growth in the Japanese markets to offset lower growth in Europe may affect future international net revenue growth rates.

 Gross Profit

         Gross profit increased 33% to $6.9 million for the three months ended September 30, 1996, from $5.2 million for the three months ended September 30, 1995. Gross profit increased 35% to $13.8 million for the six months ended September 30, 1996, from $10.2 million for the comparable fiscal 1996 period. The increase in the amount of gross profit for the three- and six-month periods was primarily a result of higher revenues. Gross profit as a percentage of net revenues, however, decreased to 81% in the three and six months ended September 30, 1996 from 82% and 83% in the three months and six months ended September 30, 1995, respectively. The decrease in gross profit as a percentage of net revenues was a result primarily of increased royalties to third-party software developers and increased expenses associated with obsolete inventories.

 Research and Development

         Research and development expenses were 15% and 14% of net revenues, respectively, for the three- and six-month periods ended September 30, 1996, compared to 16% and 14%, respectively, for the comparable fiscal 1996 periods. The amount of research and development expenses increased 25% to $1.3 million for the quarter ended September 30, 1996 from $1.0 million for the same quarter in the prior year, and increased 38% to $2.4 million for the six months ended September 30, 1996 from $1.7 million for the comparable prior year period. The increase in the amount of research and development expenses was due primarily to increased staffing in research and development and increases in wages and benefits, fees paid to independent consultants involved in the development of new products, higher costs from a greater number of products having been translated and localized, and a higher level of expenditures for the development of documentation and user manuals for the


                                                             Page 11 of 20 pages

Company's products. The decrease in research and development expenses as a percentage of net revenues was primarily a result of higher net revenues.

         The Company believes that a significant investment in research and development activities is essential to the Company's future prospects. Accordingly, the Company currently believes that the amount of research and development expenses will increase in future periods as the Company invests resources to further enhance and develop its products.

 Sales and Marketing

         Sales and marketing expenses increased $0.9 million to $4.1 million, or 49% of net revenues, for the three-month period ended September 30, 1996 from $3.2 million, or 51% of net revenues, in the comparable fiscal 1996 period. For the six month period ending September 30, 1996, sales and marketing expenses increased $1.8 million to $7.9 million, or 46% of net revenues, from $6.1 million, or 49% of net revenues, in the comparable prior year period. The increase in the amount of sales and marketing expenses was due primarily to increased marketing activities, such as advertising and joint marketing with distributors, participation in trade shows and direct mail campaigns, increased staffing in sales and marketing, and commissions paid on higher levels of sales. The decrease in sales and marketing expenses as a percentage of net revenues was primarily a result of higher net revenues.

         The Company currently expects that the amount of sales and marketing expenses will increase in future periods as a result of additional expansion in sales and marketing activities.

General and Administrative

         General and administrative expenses were 8% of net revenues for both of the three- and six-month periods ended September 30, 1996, compared to 9% for both of the comparable fiscal 1996 periods. The amount of general and administrative expenses increased 11% to $0.7 million for the quarter ended September 30, 1996 from $0.6 million for the same quarter in the prior year and increased 16% to $1.3 million for the six months ended September 30, 1996 from $1.2 million for the comparable prior year period. The increases were primarily due to directors and officers liability insurance, increased reserves for bad debts associated with higher levels of revenue, and increased staffing.

         The Company currently expects that the amount of general and administrative expenses will continue to increase in future periods.

Merger Expenses

         Merger expenses of approximately $1.9 million related to the business combination between Fractal and Ray Dream consummated on May 24, 1996 are included in the operating expenses for the six months ended September 30, 1996. Approximately $450,000 was related to payments under transition and severance agreements, $135,000 pertained to the closure of duplicate facilities, $950,000 was related to transaction costs, and $330,000 pertained to other miscellaneous costs. Transaction costs included fees to financial advisors and legal, accounting, printing, and other related expenses.

Income Taxes

         The effective tax rate for the three and six months ended September 30, 1996 was approximately 31%, before giving effect to the one-time charge, compared to 42% for the six months ended September 30,


                                                             Page 12 of 20 pages

1995. The lower tax rate for fiscal 1997 reflects the Company's expectation that it will be able to utilize a substantial portion of Ray Dream's net operating loss carry-forward. There is no guarantee, however, that Ray Dream's operating profits will be sufficient to allow the Company to fully utilize Ray Dream's net operating loss.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following factors should be read in conjunction with additional factors discussed under the caption "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-KSB, filed with the Commission on July 1, 1996, under the caption "Risk Factors" in the Company's Registration Statement on Form S-4, declared effective by the Commission on April 26, 1996, and under the caption "Factors That May Affect Future Results" in the Company's Form 10-QSB for the quarter ended June 30, 1996, filed on August 14, 1996.

Fluctuations in Operating Results

         The Company has experienced in the past and expects in the future to continue to experience significant fluctuations in quarterly operating results. The Company has at times recognized a substantial portion of its net revenues in the last month or the last few weeks of a quarter. The Company generally ships products as orders are received and, therefore, has little or no backlog. As a result, quarterly sales and operating results generally depend on a number of factors that are difficult to forecast, including, among others, the volume and timing of and the ability to fulfill orders received within the quarter. Operating results also may fluctuate due to factors such as demand for the Company's products, introduction, localization or enhancement of products by the Company and its competitors, market acceptance of new products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors, the mix of distribution channels through which products are sold, the mix of products sold, returns from the Company's distributors and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

         In addition, because the Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be generated until the end of each quarter, delays in the receipt or shipment of orders and ability to achieve anticipated revenue levels can cause significant variations in operating results from quarter to quarter. The Company is unlikely to be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company currently intends to increase its operating expenses to fund greater levels of research and product development, increase its sales and marketing operations and expand distribution channels. To the extent that such expenses precede or are not subsequently followed by increased net revenues, the Company's business, operating results and financial condition could be materially and adversely affected.

Acquisition Risks; Potential Adverse Effect on Financial Results

         The realization of the benefits sought from the acquisition of Ray Dream in May 1996 continues to depend on the ability of the Company to utilize more efficiently product development capabilities, sales and marketing capabilities, administrative organizations and facilities than either company could do separately. In addition, the company anticipates that it will be able to utilize Ray Dream's net operating loss


                                                             Page 13 of 20 pages
carry-forwards to achieve a more beneficial effective income tax rate in fiscal 1997. These benefits may not be achieved if the activities of Fractal and Ray Dream are not fully integrated in a coordinated, timely and efficient manner, and there can be no assurance that adequate levels of this will occur. The combination of the two organizations also requires the dedication of management resources. There can be no assurance that the integration will be completed without disrupting Fractal and Ray Dream's businesses. Should Fractal and Ray Dream not be able to achieve adequate levels of integration in a timely and coordinated fashion, it could result in a material adverse effect on operating results. As a result of the acquisition, the company has sought to reduce operating costs over time by eliminating duplicative operations and facilities that otherwise would have been required by each of the two companies operating on a stand-alone basis. There can be no assurance that these steps will reduce costs to the extent, or as quickly, as planned or that these steps will not adversely affect continuing revenues and results of operations. These reductions could have a material adverse effect on employee morale and on the ability of the Company to retain the key management, engineering, and sales and marketing personnel who are critical to the Company's future operations.

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

         In the future, the Company may make acquisitions of complementary companies, products or technologies. Managing acquired businesses entails numerous operational and financial risks, including difficulties in assimilating acquired operations, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired operations. There can be no assurance that the Company will be able to effectively complete or integrate acquisitions, and failure to do so could have a material adverse effect on the Company's operating results.

Shares Eligible for Future Sale

         On May 24, 1996, Fractal issued 3,165,660 shares of Fractal Common Stock as a result of the acquisition of Ray Dream and reserved 219,459 shares of Fractal Common Stock for issuance upon exercise of previously outstanding Ray Dream options. Also in connection with the acquisition, Fractal assumed an outstanding warrant held by a third party software developer to purchase Ray Dream common stock which, when vested, will be exercisable for up to 437,604 shares of Fractal common stock. This warrant vests upon completion of certain development milestones, which the Company expects to be completed during the quarter ending December 31, 1996.

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

         In addition, certain persons who, following the acquisition, were holders of 6,286,464 shares of Fractal common stock (on an as-converted basis) agreed that they would not transfer, sell, exchange, pledge or otherwise dispose of any Fractal Common Stock until the date Fractal publicly released financial results for a period that included at least 30 days of combined operations of Fractal and Ray Dream (the "Affiliates



                                                             Page 14 of 20 pages

Expiration Date"). Immediately after the Affiliates Expiration Date of July 25, 1996, these shares were available for sale in the public market, subject to compliance with Rules 144 and 145 under the Securities Act.

         Upon expiration on May 6, 1996 of certain lock-up agreements entered into at the time of Fractal's initial public offering of securities, substantially all of the shares of Fractal common stock outstanding prior to the acquisition became freely tradable in the public market, subject in the case of affiliates to compliance with the volume restrictions of Rule 144 and the additional restrictions upon sales by affiliates as described above.

         Also, 316,556 shares of Fractal Common Stock issuable to former shareholders of Ray Dream were deposited into an escrow fund to secure certain indemnification obligations of the Ray Dream Shareholders. The escrow terminated on September 30, 1996 and the shares were subsequently distributed to the shareholders.

         The sale of any of the foregoing shares may cause substantial fluctuations in the price of Fractal common stock over short time periods.

IMPORTANCE OF THE MACINTOSH PLATFORM  AND APPLE COMPUTER

         Although the Company offers Painter on both the Macintosh and Windows platforms, approximately 73% of the cumulative sales of Painter in the last three years have been for the Macintosh platform, which historically has been a popular platform among art and graphics professionals. To the extent that other operating systems, such as Windows 95, continue to become more prevalent among the Company's customers, the Company may be required to modify its development, personnel recruiting, marketing and distribution efforts to more effectively address these platforms.

         Although Apple Computer recorded a $25 million profit for its fourth quarter ended September 27, 1996, Apple experienced an $816 million loss for the fiscal year. These announcements, and the overall perception of Apple Computer, the Company believes have negatively impacted its Macintosh-based business. North America Macintosh-based Painter revenues in fiscal 1997 have remained flat with comparable fiscal 1996 periods, while sales of Windows-based Painter have increased 21% and 27% in the three and six months ended September 30, 1996 over the comparable prior year periods. World-wide, Painter revenues continue to increase over the prior fiscal year. World-wide sales of Windows-based Painter in the three and six months ended September 30, 1996 have increased 143% and 121% over the comparable fiscal 1996 periods, offsetting decreases in Painter Macintosh revenues of 24% and 5%, respectively. A principal factor in the rate of the Company's Painter Windows revenue growth was the initial shipment of Painter 4J Windows in June 1996; therefore, the Company does not believe that these Painter Windows growth rates will continue. Further, there can be no assurance that the Windows growth will offset any further decline in Macintosh revenues.

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

         In addition, Fractal believes that sales of Ray Dream's products, including Designer and Studio, overseas are substantially dependent upon the acceptance of the Windows 95 operating system abroad, and


                                                             Page 15 of 20 pages
that slow adoption of the Windows 95 operating system abroad, particularly in Europe, could adversely affect sales of Ray Dream's products, and thus could adversely affect the operating results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company's principal sources of liquidity are its cash, cash equivalents and short-term investments of $30 million.

         In May 1996, Fractal Design Corporation acquired Ray Dream, Inc. and incurred a one-time charge of $1,865,000; substantially all of which was related to cash expenditures. As of September 30, 1996, approximately $1.7 million of the cash expenditures had been paid. Subsequent to the acquisition, Ray Dream repaid $0.4 million under an existing bank loan.

         On July 19, 1996, the Company signed a seven year lease for 29,000 square feet of office space in Scotts Valley, California. The Company relocated its operations to this location in September 1996. In connection with this move, the Company expended approximately $1.2 million for leasehold improvements and capital equipment during the fiscal quarter ended September 30, 1996.

         The Company currently has a $500,000 unsecured line of credit (bearing interest at the bank's reference rate) which was unused as of September 30, 1996.

         The Company uses its working capital to finance ongoing operations, fund the development and introduction of new products and acquire capital equipment. The Company's operating activities provided cash of $1.2 million during the six months ended September 30, 1996, while in the comparable prior year period the Company's operating activities consumed cash of $0.4 million. For the six months ended September 30, 1996, the Company's operating activities reflect the one-time charge related to the acquisition of Ray Dream.

         The Company believes that expected cash flows from operations and existing cash and short-term investment balances, will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for the next 12 months.

         The Company's capital requirements also may be affected by acquisitions of businesses, products and technologies that are complementary to the Company's business, which the Company considers from time to time. The Company regularly evaluates such opportunities. Any such transaction, if consummated, may use a portion of the Company's working capital or require the issuance of equity.


                                                             Page 16 of 20 pages

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On October 16, the Annual Meeting of the Company's shareholders was held. On the record date of August 30, 1996, 11,750,692 shares of Common Stock were issued and outstanding. At the meeting, shareholders owning 8,620,887 shares of Common Stock were present in person or by proxy. The following matters were submitted to a vote of the Company's shareholders:

                  1. To elect ten (10) directors of the Company to serve until the 1997 Annual Meeting of Shareholders or until their respective successors are elected and qualified.

                  The following nominees for election as directors received the number of votes set opposite their respective names and were accordingly elected as Directors for the term set forth above:

   NOMINEE                        VOTES                 WITHHELD
   -------                        -----                 --------
Mark Zimmer                     8,614,977                5,910
Thomas Hedges                   8,614,977                5,910
Eric Hautemont                  8,613,577                7,310
Arthur J. Collmeyer             8,614,277                6,610
Craig W. Johnson                8,613,577                7,310
Lee Jay Lorenzen                8,614,177                6,710
Stephen E. Manousos             8,613,177                7,710
Alain Rossmann                  8,614,157                6,730
Anthony Sun                     8,614,577                6,310
Thomas I. Unterberg             8,614,277                6,610


                                                             Page 17 of 20 pages

                  2. To ratify the appointment of Price Waterhouse LLP as the independent accountants for the Company for the fiscal year ending March 31, 1997. This matter was approved as follows:

                                                  VOTES
                                                  -----
               FOR                            8,617,911
               AGAINST                              820
               ABSTAIN                            2,156
               BROKER NON-VOTES                       0

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Exhibits

         The following exhibits are filed herewith or incorporated herein by reference:

                  EXHIBIT
                  NUMBER       EXHIBIT DESCRIPTION
                  ------       -------------------

                  11.1         Statement of Computation of Net Income per Common
                               Share.

                  27           Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K on June 6, 1996, as amended on August 7, 1996, which reported the Company's acquisition of Ray Dream, Inc. and included certain financial statements of Ray Dream and pro forma financial statements of the Company in accordance with the Commission's rules and regulations.


                                                             Page 18 of 20 pages

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FRACTAL DESIGN CORPORATION


                                  By:/s/LESLIE E. WRIGHT
                                         Leslie E. Wright
                                         Chief Operating Officer and
                                         Chief Financial Officer and
                                         Duly Authorized Officer



                                  By:/s/BRADEN L. RIPPETOE
                                         Braden L. Rippetoe
                                         Principal Accounting Officer


Date:  November 13, 1996

                                                             Page 19 of 20 pages

                                 EXHIBIT INDEX

Exhibit                         Description


  11.1         Statement of Computation of Net Income per Common
               Share.

  27           Financial Data Schedule




                                                  Page 20 of 20 pages