Form 10QSB
period 1996-12-31
FRACTAL DESIGN CORP
filed 1997-02-13
CIK 930884

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended DECEMBER 31, 1996

                                       or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to              .
                                        ------------    ------------

         Commission file number 0-26822


                           FRACTAL DESIGN CORPORATION
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            CALIFORNIA                                 77-0276903
---------------------------------          ------------------------------------
  (State or Other Jurisdiction             (IRS Employer Identification Number)
of Incorporation or Organization)

                5550 SCOTTS VALLEY DRIVE, SCOTTS VALLEY, CA 95066
                                  408/430-4000

               (Address, Including Zip Code and Telephone Number,
          Including Area Code, of Issuer's Principal Executive Offices)


         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES             X                       NO
                   -------------                         ------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.001 par value                       11,979,647
-------------------------------------     --------------------------------------
                Class                         Number of Shares Outstanding at
                                                       February 7, 1997

                         List of Exhibits is on Page 19

================================================================================


                                                              Page 1 of 21 Pages

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART  I. FINANCIAL  INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
          December 31, 1996 and March 31, 1996 ..........................     3

          Condensed Consolidated Statements of Income
          Three and Nine Months Ended December 31, 1996 and 1995 ........     4

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended December 31, 1996 and 1995 ..................     5

          Notes to Condensed Consolidated Financial Statements ..........     6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................     9


PART  II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS .............................................    19

ITEM 2.   CHANGES IN SECURITIES .........................................    19

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ...............................    19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS............    19

ITEM 5.   OTHER INFORMATION .............................................    19

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ..............................    19

SIGNATURES ..............................................................    20


                                                              Page 2 of 21 Pages

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                               DECEMBER 31,    MARCH 31,
                                                                  1996           1996
                                                                --------       --------
                                                               (UNAUDITED)
Current assets:
     Cash and cash equivalents                                  $  3,944       $  7,153
     Short-term investments                                       24,318         23,683
     Accounts receivable, less allowance for doubtful
            accounts of $479 and $343                             10,092          7,320
     Inventories                                                   1,533          1,220
     Deferred income taxes                                         1,446          1,446
     Other current assets                                          2,017          2,155
                                                                --------       --------
         Total current assets                                     43,350         42,977
Property and equipment, net                                        2,349            958
                                                                --------       --------
                                                                $ 45,699       $ 43,935
                                                                ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $  2,553       $  3,680
     Accrued liabilities                                           7,069          6,955
     Income taxes payable                                          1,230            155
     Current portion of long-term debt                                --            167
                                                                --------       --------
         Total current liabilities                                10,852         10,957
                                                                --------       --------
Long-term debt                                                        --            250
                                                                --------       --------
Shareholders' equity:
     Common stock: $.001 par value, 50,000,000 shares
         authorized; 11,965,376 and 11,679,156 shares
         issued and outstanding                                   32,661         32,583
     Retained earnings                                             2,297            195
     Cumulative translation adjustment                              (111)           (50)
                                                                --------       --------
         Total shareholders' equity
                                                                  34,847         32,728
                                                                --------       --------
                                                                $ 45,699       $ 43,935
                                                                ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                              Page 3 of 21 Pages

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except per share amounts, unaudited)

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                            DECEMBER 31,                  DECEMBER 31,
                                      -----------------------       -----------------------
                                        1996           1995           1996           1995
                                      --------       --------       --------       --------
Net revenues                          $ 10,934       $  7,851       $ 27,897       $ 20,222
Cost of net revenues                     2,096          1,373          5,287          3,509
                                      --------       --------       --------       --------
Gross profit                             8,838          6,478         22,610         16,713
                                      --------       --------       --------       --------
Operating expenses:
   Research and development              1,225          1,128          3,578          2,837
   Sales and marketing                   4,522          3,428         12,386          9,533
   General and administrative              729            631          2,073          1,794
   Merger expenses                          --             --          1,865             --
                                      --------       --------       --------       --------
                                         6,476          5,187         19,902         14,164
                                      --------       --------       --------       --------
Income from operations                   2,362          1,291          2,708          2,549
Other income, net                          237            167            791            286
                                      --------       --------       --------       --------
Income before income taxes               2,599          1,458          3,499          2,835
Provision for income taxes                (806)          (681)        (1,397)        (1,254)
                                      --------       --------       --------       --------
Net income                            $  1,793       $    777       $  2,102       $  1,581
                                      ========       ========       ========       ========
Net income per share                  $   0.14       $   0.06       $   0.16       $   0.14
Number of shares used to compute
   net income per share                 12,934         12,135         12,962         11,107

The accompanying notes are an integral part of these condensed consolidated financial statements


                                                              Page 4 of 21 Pages

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                    NINE MONTHS ENDED
                                                                      DECEMBER 31,
                                                                -----------------------
                                                                  1996           1995
                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $  2,102       $  1,581
    Adjustment to retained earnings as a result of
         business combination (see Note 1)                            --            427
    Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation and amortization                             513            326
           Deferred taxes                                             --           (357)
       Changes in assets and liabilities:
          Accounts receivable, net                                (2,772)        (3,693)
          Inventories                                               (313)          (759)
          Other current assets                                       138           (961)
          Accounts payable                                        (1,127)         1,589
          Accrued liabilities                                        114          2,567
          Income taxes payable                                     1,075           (493)
                                                                --------       --------
             Net cash (used in) provided by operations              (270)           227
                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                          (1,904)          (547)
    Purchases of short-term investments, net                        (635)       (14,319)
                                                                --------       --------
             Net cash used in investing activities                (2,539)       (14,866)
                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                                      (417)            --
    Proceeds from notes payable                                       --             19
    Conversion of mandatorily redeemable common stock, net            --         (2,204)
    Issuance of common stock                                          78         27,098
                                                                --------       --------
             Net cash (used in) provided by financing
             activities                                             (339)        24,913
                                                                --------       --------
EFFECT OF EXCHANGE RATES ON CASH                                     (61)           (45)

Net (decrease) increase in cash and cash equivalents              (3,209)        10,229
Cash and cash equivalents at beginning of period                   7,153          5,562
                                                                --------       --------
Cash and cash equivalents at end of period                      $  3,944       $ 15,791
                                                                ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                              Page 5 of 21 Pages

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS  OF  PRESENTATION

         The consolidated financial information contained herein has been prepared without audit in accordance with the Company's accounting policies, as described in its registration statement filed with the Securities and Exchange Commission on Form S-4, declared effective by the Commission on April 26, 1996, and the Company's Form 10-KSB for the year ended March 31, 1996, filed on July 1, 1996. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented have been made. As permitted by Form 10-QSB, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where such disclosure would substantially duplicate previous disclosures. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Registration Statement on Form S-4, declared effective on April 26, 1996, the Company's Form 10-KSB for the year ended March 31, 1996, filed on July 1, 1996, and the Company's Form 10-QSB for the quarter ended September 30, 1996, filed on November 13, 1996. The interim results are not necessarily indicative of the results to be expected for the entire year.

         In May 1996, the shareholders of Fractal and Ray Dream approved Fractal's acquisition of Ray Dream. As a result of the acquisition, the Company issued 3,165,660 shares of common stock for all of the outstanding shares of common stock of Ray Dream and reserved 219,459 shares of Fractal common stock for issuance upon exercise of previously outstanding options to purchase Ray Dream stock. Fractal also assumed an outstanding warrant, held by a third-party software developer, to purchase Ray Dream common stock. This warrant vested in the quarter ended December 31, 1996 upon completion of certain development milestones, and was fully exercised, on a net basis, for 178,256 shares of Fractal common stock.

         The Ray Dream acquisition was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements were restated to include the accounts of Ray Dream for all periods presented. The Company reports its financial results on a March 31 fiscal year-end basis, whereas Ray Dream reported its financial results on a December 31 fiscal year-end basis. For the purposes of pooling-of-interests accounting, the balance sheet of the Company as of March 31, 1996 has been combined with that of Ray Dream as of March 31, 1996. The statements of operations of the Company for the three and nine month periods ended December 31, 1995 have been combined with those of Ray Dream for the three and nine month periods ended September 30, 1995. As a result of the presentation noted above, Ray Dream's net income for the three months ended December 31, 1995 is reflected as an adjustment to retained earnings. The net income of Ray Dream for the three months ended December 31, 1995 was $427,000.

2.       CASH AND SHORT-TERM INVESTMENTS

         The Company invests certain of its excess cash in debt instruments of various municipalities and the U.S. Government. All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months are considered short-term investments.


                                                              Page 6 of 21 Pages

         The Company has classified all short-term investments as available for sale. At December 31, 1996, short-term investments consisted primarily of municipal obligations with maturities of less than one year from their date of purchase. At that date, the fair value of the investments approximated cost.

3.       BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                        DECEMBER 31,   MARCH 31,
                                                           1996          1996
                                                          -------       -------
Inventories:
     Raw materials                                        $   610       $   756
     Finished goods                                           923           464
                                                          -------       -------
                                                          $ 1,533       $ 1,220
                                                          =======       =======
Property and equipment:
     Leasehold improvements                               $   596       $    --
     Furniture and fixtures                                   732           327
     Equipment and software                                 2,469         1,566
                                                          -------       -------
                                                            3,797         1,893
     Less: Accumulated depreciation and amortization       (1,448)         (935)
                                                          -------       -------
                                                          $ 2,349       $   958
                                                          =======       =======
Accrued liabilities:
     Reserve for returns and exchanges                    $ 2,951       $ 2,459
     Payroll and related                                    1,752         1,839
     Deferred revenue                                         102           768
     Marketing and advertising                              1,117           634
     Other                                                  1,147         1,255
                                                          -------       -------
                                                          $ 7,069       $ 6,955
                                                          =======       =======

4.       SHAREHOLDERS' EQUITY

         Common Stock as of December 31, 1996 reflects the sale of 2,375,000 shares of common stock issued in the Company's initial public offering completed November 9, 1995. Aggregate net proceeds to the Company were $23,540,000. In addition, Common Stock reflects (i) the conversion of all the Mandatorily Redeemable Convertible Preferred Stock outstanding into an aggregate of 1,057,505 shares of common stock, (ii) the termination of the redemption rights of the Mandatorily Redeemable Preferred Stock, (iii) the exercise of warrants to purchase 52,873 shares of the Company's common stock at an exercise price of $2.00 per share, (iv) the conversion of all the Mandatorily Redeemable Common Stock outstanding into an aggregate of 204,082 shares of common stock, and (v) an increase in shares as a result of Fractal's acquisition of Ray Dream, Inc. (see Note 1).

         On May 24, 1996, Fractal acquired Ray Dream Inc. As consideration for 100% of the outstanding shares of Ray Dream capital stock, Fractal issued an aggregate 3,165,660 shares of Fractal common stock and reserved 219,459 shares of Fractal common stock for issuance upon exercise of previously outstanding options to purchase Ray Dream stock. Fractal also assumed an outstanding


                                                              Page 7 of 21 Pages
warrant held by a third party software developer to purchase Ray Dream common stock which, when vested, was exercisable for up to 437,604 shares of Fractal common stock. This warrant vested during the quarter ending December 31, 1996, upon completion of certain development milestones, and was fully exercised, on a net basis, for 178,256 shares of Fractal common stock.

5.    INCOME TAXES

         The provision for income taxes reflects the estimated annualized effective rate applied to earnings for the interim period.

6.       NET INCOME PER SHARE

         Net income per share is computed using the weighted-average number of shares of common stock and common equivalent shares, when dilutive, from mandatorily redeemable convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares, options and warrants issued by the Company during the 12-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented, even if anti-dilutive.


                                                              Page 8 of 21 Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS SET FORTH HEREIN, IN PARTICULAR THE STATEMENTS PERTAINING TO ANTICIPATED REVENUES AND EARNINGS LEVELS, THE SHIPMENT OF NEW PRODUCTS, AND FOREIGN LANGUAGE VERSIONS OF THE COMPANY'S PRODUCTS, THE COMPANY'S ABILITY TO STRENGTHEN ITS WINDOWS BASED BUSINESS, AND THE CONTINUED SUCCESSFUL INTEGRATION OF RAY DREAM INTO FRACTAL'S OPERATIONS, INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE RESULTS ACHIEVED THIS QUARTER ARE NOT NECESSARILY AN INDICATION OF FUTURE PROSPECTS FOR THE COMPANY. ACTUAL RESULTS IN FUTURE QUARTERS MAY DIFFER MATERIALLY. ACTUAL RESULTS FOR THE QUARTER ENDING MARCH 31, 1997 WILL BE LESS THAN THE RESULTS OF THE QUARTER ENDED DECEMBER 31, 1996. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, FLUCTUATIONS IN THE VOLUME AND TIMING OF PRODUCT ORDERS, CHANGES IN DEMAND FOR THE COMPANY'S PRODUCTS, INCLUDING THE SHIFT IN DEMAND FROM THE MACINTOSH TO THE WINDOWS PLATFORM, THE ABILITY TO ACHIEVE AND/OR SUSTAIN GROWTH IN INTERNATIONAL MARKETS, THE ABILITY TO REALIZE REVENUES FROM OEM SOURCES, THE TIMING OF THE INTRODUCTION, LOCALIZATION OR ENHANCEMENT OF PRODUCTS BY THE COMPANY AND ITS COMPETITORS, MARKET ACCEPTANCE OF NEW PRODUCTS, IN PARTICULAR DETAILER AND EXPRESSION, REVIEWS IN THE INDUSTRY PRESS CONCERNING THE PRODUCTS OF THE COMPANY OR ITS COMPETITORS, PRICING CHANGES, CHANGES IN DISTRIBUTION MIX, RETURNS FROM THE COMPANY'S DISTRIBUTORS, LOSS OF KEY PERSONNEL AND GENERAL ECONOMIC CONDITIONS. MORE INFORMATION ABOUT POTENTIAL FACTORS WHICH COULD AFFECT THE COMPANY'S FINANCIAL RESULTS IS INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4, RELATING TO THE ACQUISITION OF RAY DREAM, WHICH IS ON FILE WITH SECURITIES AND EXCHANGE COMMISSION, AND IN PARTICULAR THE INFORMATION UNDER THE HEADINGS "RISK FACTORS," "FRACTAL MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND "RAY DREAM MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 1996, AND THE COMPANY'S QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1996, WHICH ARE ON FILE WITH THE SEC, AND IN PARTICULAR THE INFORMATION UNDER THE CAPTION, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

INTRODUCTION

         Fractal Design Corporation was founded in 1991 to develop, market and support software for the creation, editing and manipulation of computer graphics images and digital art. The Company began shipments of its principal product, Fractal Design Painter, in August 1991, and initiated shipments of its most recent release of this product, Painter 4.0, in November 1995. Painter employs the Company's proprietary Natural-Media technology, which enables artists, animators and graphics professionals to closely simulate the techniques of traditional artists' tools and the look of tangible media while offering innovative effects and productivity advantages made possible by digital technologies. Sales of Painter have been the primary source of the Company's net revenues since inception, and are expected to constitute one of the largest components of the Company's net revenues for the foreseeable future.

         In March 1994, the Company introduced Fractal Design Dabbler, a consumer-level product targeted at beginning artists and hobbyists. Dabbler integrates many of the advanced Natural-Media features developed for Painter, with a simplified interface and extensive tutorials. The newest release of this product, Dabbler 2.0 for both the Macintosh and Windows platforms began shipping in October 1995. In June 1995, the Company began shipping Fractal Design Poser, a modeling and rendering application that allows users to create and manipulate a nearly infinite variety of human figures for graphic design, illustration, multimedia applications and 3D graphics applications.


                                                              Page 9 of 21 Pages

         On May 24, 1996, Fractal acquired Ray Dream, Inc. a California corporation which designs, develops and markets graphics software application tools emphasizing three-dimensional effects for the personal computer market. As a result of the acquisition, Ray Dream became a wholly-owned subsidiary of Fractal. For 100% of the outstanding shares of Ray Dream capital stock, Fractal issued an aggregate 3,165,660 shares of Fractal common stock and reserved 219,459 shares of Fractal common stock for issuance upon exercise of previously outstanding options to purchase Ray Dream stock. Fractal also assumed an outstanding warrant held by a third party software developer to purchase Ray Dream common stock. This warrant vested upon completion of certain development milestones during the quarter ending December 31, 1996, and was fully exercised, on a net basis, for 178,256 shares of Fractal common stock. The acquisition was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements were restated to include the accounts of Ray Dream for all periods presented. Transaction fees of approximately $1.9 million related to the acquisition were recorded in the first quarter of fiscal 1997 (see discussion of "Merger Expenses" below). Ray Dream's flagship products, Ray Dream Studio and Ray Dream Designer for Macintosh and Windows, are used by graphic design professionals, business users, and progressive amateurs to create graphics and multimedia projects containing three dimensional ("3D") and animation effects and elements for incorporation and distribution via a broad spectrum of print and electronic media.

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

         During the quarter ending December 31, 1996, Fractal released the Macintosh version of Expression, the Windows version of Detailer, and the Macintosh version of Poser 2. In addition, the Company shipped the Japanese and French language versions of Expression and Detailer, on both the Macintosh and Windows platforms. The German language versions of Expression and Detailer for both the Macintosh and Windows platforms are scheduled for release in the quarter ending March 31, 1997. A UNIX version of Painter 4.0 originally was scheduled for release in mid-calendar 1996; however, after reviewing Fractal's priorities and resources, the Company announced that it would not be delivering a UNIX version of Painter as originally intended.

         Due to the inherent uncertainties of software development, the Company cannot accurately predict the exact timing of shipment of a new product, localization or version release on any particular platform. Any delays in the scheduled release of these, or any other products or product versions, any failure of special marketing and sales programs surrounding its products, in particular Detailer and Expression, or any failure to achieve market acceptance and sell-through of the new products among new and upgrade customers, could have a material adverse effect on the Company's business, results of operations, financial condition, business outlook and share price.

         The Company distributes its products in the U.S. and internationally through multiple distribution channels, including distributors and mail-order catalogs, hardware and software manufacturers for bundling with other products, and directly to registered users. A number of uncertainties are inherent in the indirect distribution of the Company's products through distributors and mail-order catalogs. Uncertainty over demand for the Company's products, in particular newer products such as Detailer and Expression, may cause third-party resellers to reduce their ordering and marketing of the Company's products. Resellers may also return products to the Company based upon insufficient levels of sell-through of the Company's products. The Company has begun to experience a reduction in ordering from historical levels by resellers as a result of lower levels of demand industry-wide.


                                                             Page 10 of 21 Pages

         The Company's quarterly and annual net revenues have been affected historically by, among other factors, the timing of releases of new products and new versions of existing products. Historically, sales volumes of new products have increased in the first few months following introduction of a new product due to the purchase of initial inventory by distributors and resellers and the purchase of upgrades by existing users. Thereafter, net revenues have tended to stabilize or decline at a relatively constant rate. Toward the end of a product, or product version, life cycle, revenues tend to decline significantly and the Company may experience returns from distributors in anticipation of new products or product versions. For example, net revenues of Painter, Designer, and Studio have exhibited sequential decreases in growth rates from both the September 30, 1996 and June 30, 1996 quarters. This is likely to occur again in the March 31, 1997 quarter.

         The Company believes it has progressed over the prior fiscal year. This progress includes the acquisition of Ray Dream, the launch of two new award-winning products, Detailer and Expression, and the overall growth of its business. In the past, however, Fractal has experienced fourth quarter revenue that is flat, or less than that of the same year's third quarter. The Company expects this to occur again in the current fiscal year, particularly in light of overall lower growth rates in the graphics markets. The Company also expects its expenses to increase during the quarter ending March 31, 1997, due to anticipated trade show and new product marketing efforts. The Company estimates that the impact of these revenue and expense trends will be that revenue growth is unlikely to exceed 10% on a year-over-year basis, and that earnings per share, at best, will be the same when compared to the March 31, 1996 quarter. Specifically, data published by The Software Publishers Association reflects a decline in drawing and painting software for the nine-month period ending September 30, 1996, compared to the nine-month period ending September 30, 1995. In addition, Macromedia, which is a large graphics and multimedia software vendor, recently announced that it experienced a decline in revenues of 9% for the three-month period ending December 31, 1996, over the comparable three-month period ended December 31, 1995. It attributed the decline to revenue shortfalls in part to lower demand primarily in Europe.

         Other factors that the Company believes are currently affecting the graphics software market include: the effect on software revenues of sluggish demand recently reported by major retailers of desktop hardware and software; the lower-than-expected industry-wide demand in European markets; and the continued decline of Apple Computer's revenues and its losses reported for both the quarter ended December 27, 1996 and the year ended September 27, 1996, (indicating continuing uncertainty for a platform that represents between 50-60% of Fractal's revenues). These issues, as well as the Company's product cycles, have added a greater level of uncertainty and reduced visibility in its current business operations.

         The Company believes that, compared to one year ago, it has strengthened its product line-up and its product development organization, while reducing its dependence on Macintosh-based revenues. These improvements, however, will not necessarily neutralize the issues outlined in the preceding paragraphs.


                                                             Page 11 of 21 Pages

Net Revenues

         The Company's net revenues for the three and nine-month periods ended December 31, 1996 increased by 39% and 38% to $10.9 million and $27.9 million, respectively, from $7.8 million and $20.2 million for the comparable periods ended December 31, 1995. Sales of newly released products Expression (released in September 1996 on the Windows platform and November 1996 on the Macintosh platform) and Detailer (released in September 1996 on the Macintosh platform and November 1996 on the Windows platform), as well as worldwide growth in sales of Studio (which began shipping in November 1995 on the Windows platform and in December 1995 on the Macintosh platform) were the primary components of the increase in revenues year over year. Future revenues will be affected by the items discussed under the caption "Factors That May Affect Future Results" further in this document.

         For the same three- and nine-month periods, domestic net revenues grew 24% and 30%, respectively, from the prior year, primarily as a result of increased sales of Studio, and the release of Detailer and Expression. Net revenues from the Company's indirect distribution channel grew 31% and 28%, respectively, from the comparable three- and nine-month fiscal 1996 periods and represent 34% and 33%, respectively, of net revenues for the three and nine months ending December 31, 1996. The increases in net revenues from the Company's indirect distribution channel in the three months ended December 31, 1996 over the comparable prior fiscal year period offset declining growth rates in the Company's domestic direct and OEM channels, which comprised 17% and 1% respectively of the Company's net revenues for the three months ended December 31, 1996. For the nine month period ended December 31, 1996, net revenues from domestic direct, mail order, and OEM channels grew 8%, 11% and 19%, respectively, over the comparable prior fiscal year period, and represented 16%, 5% and 5%, respectively of the Company's total net revenues for the nine month period ended December 31, 1996. The Company believes that in order to achieve its revenue goals, it must, among other actions, increase the percentage of its net revenues from the OEM channel.

         International net revenues grew 76% and 52%, respectively, from the prior year for the three- and nine-months ended December 31, 1996. The primary component of international growth occurred in Japan, where net revenues grew 164% and 130% for the three and nine months, respectively, over the comparable prior year periods and represented 28% and 30%, respectively, of the Company's net revenues. The revenue growth in Japan was primarily due to increased sales of Studio and Designer, the release of Detailer J and Expression J on both the Macintosh and Windows platforms in December 1996, and the release of Painter 4J Macintosh in March 1996 and Painter 4J Windows in June 1996. The Company believes that the growth rate in its Japanese market will decline, resulting in lower total international net revenue growth rates. The Company believes that in order to achieve its revenue goals, it must, among other actions, increase the level of net revenues in its European markets.

Gross Profit

         Gross profit increased 36% to $8.8 million for the three months ended December 31, 1996, from $6.5 million for the three months ended December 31, 1995. For the nine months ended December 31, 1996, gross profit increased 35% to $22.6 million, from $16.7 million for the comparable fiscal 1996 period. The increase in the amount of gross profit for the three- and nine-month periods was primarily attributable to higher revenues. Gross profit as a percentage of net revenues, however, decreased to 81% in the three- and nine-months ended December 31, 1996, from 83% in the three- and nine- months ended December 31, 1995. This decrease in gross profit as a percentage of net revenues is largely a result of increased royalties to third-party software developers related to new products and increased inventory reserves related to product transition.


                                                             Page 12 of 21 Pages

Research and Development

         Research and development expenses were 11% and 13% of net revenues, respectively, for the three- and nine-month periods ended December 31, 1996, compared to 14% for both of the comparable fiscal 1996 periods. The amount of research and development expenses increased 9% to $1.2 million for the quarter ended December 31, 1996, from $1.1 million in the same quarter of the prior year, and increased 26%, to $3.6 million, for the nine months ended December 31, 1996 from $2.8 million for the comparable prior year period. The increase in the amount of research and development expenses was a result of increased staffing in research and development, increases in wages and benefits, fees paid to independent consultants involved in the development of new products, higher costs related to the translation and localization of a greater number of products, and a higher level of expenditures for the development of documentation and user manuals for the Company's products. The decrease from fiscal 1996 in research and development expenses as a percentage of net revenues was primarily a function of higher net revenues in fiscal 1997.

         The Company believes that a significant investment in research and development activities is essential to the Company's future prospects. Accordingly, the Company currently believes that the amount of research and development expenses will increase in future periods as the Company continues to invest resources to enhance and further develop its products.

Sales and Marketing

         Sales and marketing expenses increased $1.1 million to $4.5 million, or 41% of net revenues, for the three-month period ended December 31, 1996 from $3.4 million, or 44% of net revenues, in the comparable fiscal 1996 period. For the nine-month period ending December 31, 1996, sales and marketing expenses increased $2.9 million to $12.4 million, or 44% of net revenues, from $9.5 million, or 47% of net revenues, in the comparable prior year period. The increase in the amount of sales and marketing expenses was attributable to increased marketing activities, such as advertising and joint marketing with distributors, participation in direct mail campaigns, increased staffing in sales and marketing, and commissions paid on higher levels of sales. The decrease from fiscal 1996 in sales and marketing expenses as a percentage of net revenues was primarily a result of higher net revenues in fiscal 1997.

         The Company currently expects that the amount of sales and marketing expenses will increase in future periods as a result of continued expansion of its sales and marketing activities.

General and Administrative

         General and administrative expenses were 7% of net revenues for both the three- and nine-month periods ended December 31, 1996, compared to 8% and 9% for the comparable fiscal 1996 periods. The amount of general and administrative expenses increased 16% to $0.7 million for the quarter ended December 31, 1996, from $0.6 million in the same quarter of the prior year. For the nine months ended December 31, 1996, general and administrative expenses increased 16%, to $2.1 million, from $1.8 million for the comparable prior year period. These increases were largely a consequence of expenses related to the adoption of directors and officers liability insurance, reserves for bad debts associated with higher levels of revenue, and increased staffing.


                                                             Page 13 of 21 Pages

         The Company currently expects that the amount of general and administrative expenses will continue to increase in future periods.

Merger Expenses

         Merger expenses of approximately $1.9 million related to the business combination between Fractal and Ray Dream, consummated on May 24, 1996, are included in the operating expenses for the nine months ended December 31, 1996. Approximately $450,000 was related to payments under transition and severance agreements, $135,000 pertained to the closure of duplicate facilities, $950,000 was related to transaction costs, and $330,000 pertained to other miscellaneous costs. Transaction costs included fees to financial advisors and legal, accounting, printing, and other related expenses.

Income Taxes

         The effective tax rate for the three and nine months ended December 31, 1996 was approximately 31%, before giving effect to the one-time charge, compared to 47% and 44%, for the three and nine months, respectively, ended December 31, 1995. The lower tax rate for fiscal 1997 reflects the Company's expectation that it will be able to utilize a substantial portion of Ray Dream's net operating loss carry-forward.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following factors should be read in conjunction with additional factors discussed under the caption "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-KSB, filed with the Commission on July 1, 1996, under the caption "Risk Factors" in the Company's Registration Statement on Form S-4, declared effective by the Commission on April 26, 1996, and under the caption "Factors That May Affect Future Results" in the Company's Form 10-QSB for the quarter ended September 30, 1996, filed on November 13, 1996.

Fluctuations in Operating Results

         The Company has experienced in the past and expects in the future to continue to experience significant fluctuations in quarterly operating results. The Company has at times recognized a substantial portion of its net revenues in the last month or the last few weeks of a quarter. It expects this trend to occur during the current fiscal quarter. The Company generally ships products as orders are received and, therefore, has little or no backlog. As a result, quarterly sales and operating results generally depend on a number of factors that are difficult to forecast, including, among others, the volume and timing of and the ability to fulfill orders received within the quarter. Operating results also may fluctuate due to factors such as demand for the Company's products, introduction, localization or enhancement of products by the Company and its competitors, market acceptance of new products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors, the mix of distribution channels through which products are sold, the mix of products sold, returns from the Company's distributors and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.


                                                             Page 14 of 21 Pages

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

Acquisition Risks; Potential Adverse Effect on Financial Results

         The realization of the benefits sought from the acquisition of Ray Dream in May 1996 continues to depend on the ability of the Company to utilize more efficiently product development capabilities, sales and marketing capabilities, administrative organizations and facilities than either company could do separately. In addition, the company anticipates that it will be able to utilize Ray Dream's net operating loss carry-forwards to achieve a more beneficial effective income tax rate in fiscal 1997. These benefits may not be achieved if the activities of Fractal and Ray Dream are not fully integrated in a coordinated, timely and efficient manner, and there can be no assurance that adequate levels of this will occur. The combination of the two organizations also requires the dedication of management resources. There can be no assurance that the integration will be completed without disrupting Fractal and Ray Dream's businesses. Should Fractal and Ray Dream not be able to achieve adequate levels of integration in a timely and coordinated fashion, it could result in a material adverse effect on operating results. As a result of the acquisition, the company has sought to reduce operating costs over time by eliminating duplicative operations and facilities that otherwise would have been required by each of the two companies operating on a stand-alone basis. There can be no assurance that these steps will reduce costs to the extent, or as quickly, as planned or that these steps will not adversely affect continuing revenues and results of operations. These reductions could have a material adverse effect on employee morale and on the ability of the Company to retain the key management, engineering, and sales and marketing personnel who are critical to the Company's future operations.

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


                                                             Page 15 of 21 Pages

Shares Eligible for Future Sale

         On May 24, 1996, Fractal issued 3,165,660 shares of Fractal Common Stock as a result of the acquisition of Ray Dream and reserved 219,459 shares of Fractal Common Stock for issuance upon exercise of previously outstanding Ray Dream options. Also in connection with the acquisition, Fractal assumed an outstanding warrant held by a third-party software developer to purchase Ray Dream common stock. This warrant vested upon completion of certain development milestones, which were accomplished during the quarter ending December 31, 1996, and was fully exercised, on a net basis, for 178,256 shares of Fractal common stock.

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

Importance of the Macintosh Platform  and Apple Computer

         Apple Computer recently announced a net loss of $120 million for its first quarter ended December 27, 1996. This follows Apple's announcement of a loss of $816 million for its fiscal year ended September 27, 1996. These announcements, and the overall perception of Apple Computer, the Company believes, have negatively impacted its Macintosh-based business. Fractal's North America Macintosh-based revenues in fiscal 1997 have remained flat with comparable fiscal 1996 periods. World-wide, Fractal's revenues of Windows-based products in the three and nine months ended December 31, 1996 have increased 80% and 101%, respectively, over the comparable fiscal 1996 periods, while for comparable periods Macintosh-based revenues have increased 2% and 4%. There can


                                                             Page 16 of 21 Pages
be no assurance, however, that the Company's Windows growth will continue to offset any further decline in Macintosh revenues.

         For the three- and nine- month periods ended December 31, 1996, approximately 59% and 55%, respectively, of net revenues were Macintosh-based, while 41% and 45%, respectively, were Windows-based. To the extent that other operating systems, such as Windows 95, Windows 97, and NT, continue to become more prevalent among the Company's customers, the Company may be required to modify its development, personnel recruiting, marketing and distribution efforts to more effectively address these platforms.

         The Company continues to review the balance of its sales and marketing efforts between the Macintosh and Windows environment to determine if additional investments or changes in its sales and marketing programs are necessary to address the relative momentum in the Macintosh and Windows environments. The Company currently does not anticipate a reversal of the trend of the Macintosh environment losing market share in the graphics market to the Windows environment.

         In addition, Fractal believes that international sales of several of its products, including Designer and Studio, are substantially dependent upon the acceptance of the Windows 95, Windows 97, and NT operating systems abroad, and that slow adoption of these operating systems abroad, particularly in Europe, could adversely affect sales of Designer and Studio, and thus could adversely affect the operating results of the Company.

Painter, Studio and Designer Product Life Cycles

         The current versions of Painter, Studio and Designer underwent their last major update cycle in November 1995. As these products have matured, their sequential quarterly net revenues have begun to decline. These trends will continue until the Company releases major updates to these products.

International Revenues

         The Company has experienced significant growth in its international markets. It currently believes, however, that the overall market for personal computers and related software is exhibiting declining growth rates. As a result, the Company believes it will be unable to sustain its previous rate of growth in Japan, and, therefore, the Company's total international rate of growth will decline.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company's principal sources of liquidity are its cash, cash equivalents and short-term investments of $28 million.

         In May 1996, Fractal Design Corporation acquired Ray Dream, Inc. and incurred a one-time charge of $1,865,000; substantially all of which was related to cash expenditures. As of December 31, 1996, substantially all of the cash expenditures had been paid. Subsequent to the acquisition, Ray Dream repaid $0.4 million under an existing bank loan.

         On July 19, 1996, the Company signed a seven year lease for 29,000 square feet of office space in Scotts Valley, California. The Company relocated its operations to this location in September 1996. In connection with this move and as a result of further expansion, during the three and nine months


                                                             Page 17 of 21 Pages
ended December 31, 1996, the Company expended approximately $0.2 million and $1.9 million, respectively for leasehold improvements and capital equipment.

         The Company currently has a $500,000 unsecured line of credit (bearing interest at the bank's reference rate) which was unused as of December 31, 1996.

         The Company uses its working capital to finance ongoing operations, fund the development and introduction of new products and acquire capital equipment. The Company's operating activities consumed cash of $0.3 million during the nine months ended December 31, 1996, while in the comparable prior year period the Company's operating activities provided cash of $0.2 million. For the nine months ended December 31, 1996, the Company's operating activities reflect the one-time charge related to the acquisition of Ray Dream.

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


                                                             Page 18 of 21 Pages

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         On January 30, 1997, Fractal Design Corporation announced the resignation of Eric Hautemont, President, effective February 1, 1997. Mark Zimmer, the Company's co-Founder and Chief Executive Officer and current Chairman of the Board, has reassumed the position of President, an office he held prior to the acquisition of Ray Dream. Co-Founder Tom Hedges, the Company's Vice President, Engineering and Vice-Chairman of the Board, has reassumed his former position as Chairman of the Board. A copy of the press release is attached to this report, and is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Exhibits

         The following exhibits are filed herewith or incorporated herein by reference:

                  EXHIBIT
                  NUMBER            EXHIBIT DESCRIPTION

                  11.1              Statement of Computation of Net Income per
                                    Common Share.

                  99.1 Press Release dated January 30, 1996, announcing the resignation of Eric Hautemont, President.

         (b)      Reports on Form 8-K

                  None.


                                                             Page 19 of 21 Pages

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FRACTAL DESIGN CORPORATION


                                        By:/s/LESLIE E. WRIGHT
                                           -------------------
                                               Leslie E. Wright
                                               Chief Operating Officer and
                                               Chief Financial Officer and
                                               Duly Authorized Officer


                                        By:/s/BRADEN L. RIPPETOE
                                           ---------------------
                                               Braden L. Rippetoe
                                               Principal Accounting Officer


Date:  February 12, 1997


                                                             Page 20 of 21 Pages